Form 10QSB
period 1999-06-30
MANNA CAPITAL INC
filed 1999-08-11
CIK 1082631

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 1999

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 1999, was 500,000 shares.

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended June 30, 1999, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the six month period ending June 30, 1999. Management anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

          (b)   Reports on Form 8-K - NONE



                               MANNA CAPITAL, INC.
                          (A Development Stage Company)

                             (A Nevada corporation)

                                  BALANCE SHEET

                                            Unaudited         Audited
                                          June 30, 1999   December 31, 1998
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
                                          ==============  =================




                               MANNA CAPITAL, INC.
                          (A Development Stage Company)

                             (A Nevada corporation)

                       STATEMENT OF REVENUES AND EXPENSES

                                             For the      For the
                                              Three        Three
                                              Months       Months
                                              Ended        Ended
                                            06/30/99      06/30/98
                                            --------      --------
REVENUE:

     Revenue                                $      0      $      0

EXPENSES:


     Taxes and Licenses                            0             0
                                            --------      --------
     Total Expenses                                0             0

Net Income/(Loss)                           $      0      $      0
                                            ========      ========

Net loss per share                          $   0.00      $   0.00
                                            ========      ========




                               MANNA CAPITAL, INC.
                          (A Development Stage Company)

                             (A Nevada corporation)

                       STATEMENT OF REVENUES AND EXPENSES

                              For the      For the      Period
                                Six          Six        9/9/82
                               Months       Months    (Inception)
                               Ended        Ended         to
                             06/30/99      06/30/98     06/30/99
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
                             ========      ========     ========




                               MANNA CAPITAL, INC.
                          (a Development Stage Company)

                             (A Nevada corporation)


                             STATEMENT OF CASH FLOWS

                                                                        Period
                                           For the      For the         9/9/82
                                          Six Months   Six Months     (Inception)
                                            Ended        Ended            to
                                          06/30/99      06/30/98       06/30/99
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
                                          ========      ========       ========


Manna Capital, Inc.
Notes To Unaudited Financial Statements
For The Six Month Period Ended June 30, 1999
--------------------------------------------


The unaudited financial information included for the six month interim period ended June 30, 1999 were taken from the books and records of the Company without audit. However, such information reflects all adjustments (consisting of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results expected for the year ended December 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MANNA CAPITAL, INC.
                                         (Registrant)

                                         Dated:  August 10, 1999



                                         By:   s/George Unwin
                                            ------------------------------
                                            George Unwin, President

                               MANNA CAPITAL, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 1999

EXHIBITS                                                                Page No.

  EX-27           Financial Data Schedule.....................................11