Form 10QSB
period 2000-03-31
MANNA CAPITAL INC
filed 2000-05-01
CIK 1082631

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2000

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 2000, was 500,000 shares.

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended March 31, 2000, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the three month period ended March 31, 2000. Management anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

          (a)   Exhibits

                EX-27 Financial Data Schedule

          (b)   Reports on Form 8-K - NONE


                               MANNA CAPITAL, INC.
                          (A Development Stage Company)

                             (A Nevada corporation)

                                  BALANCE SHEET

                                            Unaudited         Audited
                                         March 31, 2000   December 31, 1999
                                         --------------   -----------------
ASSETS:

     Current Assets                      $            0   $               0

     Organization Costs (net of
       $500 accumulated

       amortization)                                500                 500
                                         --------------   -----------------
     Total Assets                                   500                 500
                                         ==============   =================

LIABILITIES

     Current Liabilities

          Accounts Payable                        1,700               1,600
                                         --------------   -----------------
     Total Current Liabilities                    1,700               1,600
                                         --------------   -----------------
     Total Liabilities                            1,700               1,600
                                         --------------   -----------------
STOCKHOLDERS' EQUITY
     Common Stock - Par Value $.0001
     15,000,000 Shares Authorized
     500,000 Shares Issued and

     Outstanding                                    500                 500

     Additional Paid-In Capital                       -                   -

     Retained Deficit, accumulated

       in the development stage                  (1,700)             (1,600)
                                         --------------   -----------------
     Total Stockholders' Equity                  (1,200)             (1,100)
                                         --------------   -----------------
     Total Liabilities and

       Stockholders' Equity                         500                 500
                                         ==============   =================



                               MANNA CAPITAL, INC.
                          (A Development Stage Company)

                             (A Nevada corporation)

                       STATEMENT OF REVENUES AND EXPENSES

                              For the      For the      Period
                               Three        Three       9/9/82
                               Months       Months    (Inception)
                               Ended        Ended         to
                             03/31/00      03/31/99     03/31/00
                             --------      --------     --------
REVENUE:

     Revenue                 $      0      $      0     $      0

EXPENSES:


     Taxes and Licenses           100             0        1,700
                             --------      --------     --------
     Total Expenses               100             0        1,700

Net Income/(Loss)            $   (100)     $      0     $ (1,700)
                             ========      ========     ========

Net loss per share           $   0.00      $   0.00     $  .0033
                             ========      ========     ========





                               MANNA CAPITAL, INC.
                          (a Development Stage Company)

                             (A Nevada corporation)


                             STATEMENT OF CASH FLOWS

                                                                        Period
                                           For the      For the         9/9/82
                                        Three Months  Three Months    (Inception)
                                            Ended        Ended            to
                                          03/31/00      03/31/99       03/31/00
                                          --------      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
OPERATING ACTIVITIES

  Cash Received from Operating Activities $      0      $      0       $      0
  Cash Paid for Operating Activities             0             0              0
                                          --------      --------       --------

Net Cash Used By Operating Activities            0             0              0

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Used in Investing Activities            0             0           (500)
                                          --------      --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES

Net Cash From Financing Activities               0             0            500
                                          --------      --------       --------

Net Decrease in Cash and Cash Equivalents        0             0              0

Cash and Cash Equivalents at

  Beginning of Period                            0             0              0
                                          --------      --------       --------
Cash and Cash Equivalents at

  End of Period                           $      0      $      0       $      0
                                          ========      ========       ========


Reconciliation of Net Profit to Net Cash
Provided by Operating Activities:

   Net Income/(Loss)                      $   (100)     $      0       $ (1,700)
                                          --------      --------       --------
   Adjustments to Reconcile Net Income
   to Net Provided by Operating Activities:

   Increase in Accounts Payable                100             0          1,700
                                          --------      --------       --------
          Total Adjustments                    100             0          1,700

NET CASH PROVIDED BY
  OPERATING ACTIVITIES                    $      0      $      0       $      0
                                          ========      ========       ========


Manna Capital, Inc.
Notes To Unaudited Financial Statements
For The Three Month Period Ended March 31, 2000
-----------------------------------------------

The unaudited financial information included for the three month interim period ended March 31, 2000, were taken from the books and records of the Company without audit. However, such information reflects all adjustments (consisting of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the three month period ended March 31, 2000, are not necessarily indicative of the results expected for the year ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MANNA CAPITAL, INC.
                                        (Registrant)

                                        Dated:  May 1, 2000



                                        By:   s/George Unwin
                                           --------------------
                                           George Unwin, President

                               MANNA CAPITAL, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2000

EXHIBITS                                                                Page No.

  EX-27   Financial Data Schedule.............................................11