Form 10QSB
period 2000-06-30
MANNA CAPITAL INC
filed 2000-07-31
CIK 1082631

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2000

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 2000, was 500,000 shares.

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended June 30, 2000, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the six month period ended June 30, 2000. Management anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

Year 2000 Disclosure

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the recent change in the century. If not corrected, many computer applications were expected to fail or create erroneous results by or at the Year 2000. As a result, many companies were required to undertake major projects to address the Year 2000 issue. The Company did not incur any negative impact as a result of this problem and no problems in this regard are anticipated in the future.

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

                EX-27 Financial Data Schedule

          (b)   Reports on Form 8-K - NONE



                               MANNA CAPITAL, INC.
                          (A Development Stage Company)
                             (A Nevada corporation)

                                  BALANCE SHEET

                                            Unaudited         Audited
                                          June 30, 2000   December 31, 1999
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
                                         ==============   =================




                               MANNA CAPITAL, INC.
                          (A Development Stage Company)
                             (A Nevada corporation)

                       STATEMENT OF REVENUES AND EXPENSES

                                             For the      For the
                                              Three        Three
                                              Months       Months
                                              Ended        Ended
                                            06/30/00      06/30/99
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
                                            ========      ========




                               MANNA CAPITAL, INC.
                          (A Development Stage Company)
                             (A Nevada corporation)

                       STATEMENT OF REVENUES AND EXPENSES

                              For the      For the      Period
                                Six          Six        9/9/82
                               Months       Months    (Inception)
                               Ended        Ended         to
                             06/30/00      06/30/99     06/30/00
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
                             ========      ========     ========




                               MANNA CAPITAL, INC.
                          (a Development Stage Company)
                             (A Nevada corporation)


                             STATEMENT OF CASH FLOWS

                                                                        Period
                                           For the      For the         9/9/82
                                         Six Months    Six Months     (Inception)
                                            Ended        Ended            to
                                          06/30/00      06/30/99       06/30/00
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
                                          ========      ========       ========


Manna Capital, Inc.
Notes To Unaudited Financial Statements
For The Six Month Period Ended June 30, 2000
--------------------------------------------

The unaudited financial information included for the three month and six month interim periods ended June 30, 2000, were taken from the books and records of the Company without audit. However, such information reflects all adjustments (consisting of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the six month period ended June 30, 2000, are not necessarily indicative of the results expected for the year ended December 31, 2000.

Review of Report by Independent Auditor

Effective March 15, 2000, the Securities and Exchange Commission adopted a rule requiring that interim auditor reviews must be undertaken by all companies subject to the Section 12(g) reporting requirements promulgated under the Securities Exchange Act of 1934, as amended. The Company's independent auditors have reviewed the interim financial statements included in this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MANNA CAPITAL, INC.
                                        (Registrant)

                                        Dated:  July 28, 2000



                                        By:   s/George Unwin
                                           ---------------------------
                                           George Unwin, President

                               MANNA CAPITAL, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2000

EXHIBITS                                                                Page No.

  EX-27           Financial Data Schedule.....................................12